Form 10-Q
period 2015-06-30
Vortronnix Technologies, Inc.
filed 2015-08-19
CIK 1632276

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2015

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

1

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 19, 2015, the issuer had 10,000,000 shares of its common stock issued and outstanding.

2

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

4

Vortronnix Technologies, Inc.
Financial Statements

(Unaudited)

Vortronnix Technologies, Inc. Condensed Balance Sheet (Unaudited)
June 30,
2015
ASSETS

Current assets:
Cash	$-

Total assets	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$-
Total current liabilities	-

Stockholders' deficit:
Preferred stock, $0.0001 par value, 5,000,000
shares authorized; none issued and outstanding	-
Common stock, $0.0001 par value, 100,000,000
shares authorized; 10,000,000 shares issued and
outstanding	1,000
Additional paid-in capital	10,874
Accumulated deficit	(11,874)
Total stockholders' deficit	-

Total liabilities and stockholders' deficit	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Vortronnix Technologies, Inc. Condensed Statements of Operations (Unaudited)
	Three Months Ended June 30, 2015	January 26, 2015 (inception) through June 30, 2015

Revenue	$-	$-

Operating expenses:
General and administrative	8,837	11,874
Total operating expenses	8,837	11,874

Net loss	$(8,837)	$(11,874)

Basic loss per common share	$(0.00)	$(0.00)

Basic weighted average common
shares outstanding	10,000,000	10,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Vortronnix Technologies, Inc. Condensed Statements of Cash Flows (Unaudited)
January 26, 2015 (inception) through June 30, 2015

Cash flows from operating activities:
Net loss	$(11,874)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Stock-based compensation - related party	1,000
Changes in operating assets and liabilities:
Net cash used in operating activities	(10,874)

Cash flows from financing activities:
Contributed capital	10,874
Due to related party
Net cash provided by financing activities	10,874

Net change in cash	-

Cash, beginning of period	-

Cash, end of period	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-
Cash paid for taxes	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Vortronnix Technologies, Inc.

Notes to Condensed Financial Statements

June 30, 2015

(Unaudited)

1.	DESCRIPTION OF BUSINESS AND HISTORY

Description of business– Vortronnix Technologies, Inc. formerly, ANDES 5 Inc., (the “Company”) was incorporated under the laws of the State of Delaware on January 26, 2015 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

On April 29, 2015, as fully disclosed on Form 8-K, the sole officer and director of ANDES 5 Inc. (the “Company”), Richard Chiang, entered into a Share Purchase Agreement (the “SPA”) pursuant to which he entered into an agreement to sell an aggregate of 10,000,000 shares of his shares of the Company’s common stock to Hardaway Net-Works, Inc., at an aggregate purchase price of $40,000, on April 20, 2015. These shares represented 100% of the Company’s issued and outstanding common stock. Effective upon the closing date of the Share Purchase Agreement dated, April 27, 2015, Richard Chiang executed the agreement and owned no shares of the Company’s stock and Hardaway Net-Works, Inc., was the majority stockholder of the Company. On the same day as the closing date, following the execution of the SPA, Hardaway Net-Works, Inc., elected Glenn Hardaway, as a Director of the Company. Immediately following the election of Mr. Hardaway as a Director to the Company’s Board of Directors, Mr. Hardaway, acting as the sole Director of the Company, accepted the resignation of Richard Chiang as the Company’s President, Chief Executive Officer, Secretary, Treasurer, and Chairman of the Board of Directors. Mr. Chiang’s resignation was in connection with the consummation of the SPA between Mr. Chiang and Hardaway Net-Works, Inc., and was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

Following Mr. Chiang’s resignation, and effective as of the same date, to fill the vacancies created by Richard Chiang’s resignations, and acting as the sole member of the Board of Directors, Mr. Hardaway appointed himself as President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Chairman of the Board. Further, the Board of Directors also appointed Lawrence JL Palmer as Vice President, and Secretary, and Robert Shontz as Director.

As previously disclosed on Form 8-K on May 13, 2015, on May 8, 2015, the Registrant filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of the State of Delaware to change the name of the Registrant to Vortronnix Technologies, Inc.

2.	SUMMARY OF SIGNIFICANT POLICIES

The accompanying unaudited financial statements of Vortronnix Technologies, Inc. have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the audited financial statements for the period ended January 31, 2015 of Vortronnix Technologies, Inc. in our Form 10-12G/A2 filed on March 18, 2015.

The interim financial statements present the balance sheets, statements of operations and cash flows Vortronnix Technologies, Inc. financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2015 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Stock-based compensation–The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with Financial Accounting Standards Board (“FASB”) ASC 718-10, Compensation – Stock Compensation, and the conclusions reached by FASB ASC 505-50, Equity – Equity-Based Payments to Non-Employees. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

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

Recent Accounting Pronouncements – The Company has evaluated recent pronouncements through Accounting Standards Updates (“ASU”) 2015-11 and believes that none of them will have a material impact on the Company’s financial position, results of operations or cash flows.

3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $11,874 as of June 30, 2015. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4. STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of June 30, 2015 no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of June 30, 2015, 10,000,000 shares were issued and outstanding respectively.

Upon formation of the Company on January 26, 2015, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company. In addition, the founding shareholder made a contribution of $1,000 to the Company for the period ended March 31, 2015, which is recorded as additional paid-in capital. Upon change of control, the former shareholder, Richard Chiang forgave due to related party for $9,874, the balance was added to additional paid in capital.

5.     RELATED PARTY TRANSACTIONS

As of June 30, 2015, the former shareholder, Richard Chiang advanced the company $9,874 for general operating expenses. The advance is unsecured, non-interest bearing and due upon demand. The debt is forgave.

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

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations, maintaining the filing of Exchange Act reports, the investigation, analyzing, and consummation of an acquisition for an unlimited period of time will be paid The costs of investigating and analyzing business combinations, maintaining the filing of Exchange Act reports, the investigation, analyzing, and consummation of an acquisition for an unlimited period of time will be paid from additional funds contributed by Hardaway Net-Works, Inc and, or by Glenn Hardaway our President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Chairman of the Board.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $11,874 as of June 30, 2015. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, June 30, 2015. This evaluation was carried out under the supervision and with the participation of our management, including our President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Chairman of the Board.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2015,, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2015, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A. Risk Factors

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	02/06/15
3.2	By-Laws		10		3.2	02/06/15
4.1	Specimen Stock Certificate		10		4.1	02/06/15
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vortronnix Technologies, Inc.

By: /s/ Glenn Hardaway

Glenn Hardaway, President, Chief Executive Officer, (Principal Executive Officer), Chief Financial Officer, (Principal Financial Officer), Treasurer, and Chairman of the Board

Dated: August 19, 2015

