Form 10-Q
period 2015-09-30
Vortronnix Technologies, Inc.
filed 2015-11-09
CIK 1632276

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Registrant's telephone number, including area code: (713) 260 9659

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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [ ]

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 19, 2015, the issuer had 10,000,000 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Vortronnix Technologies, Inc.
Financial Statements
(Unaudited)

Contents

Financial Statements	PAGE

Condensed Balance Sheet as of September 30, 2015 (unaudited)	5

Condensed Statements of Operations for the Three Months Ended September 30, 2015 (unaudited) and from January 26, 2015 (inception) through September 30, 2015	6

Condensed Statement of Cash Flows from January 26, 2015 (inception) through September 30, 2015 (unaudited)	7

Notes to Unaudited Condensed Financial Statements	8

Vortronnix Technologies, Inc.
Condensed Balance Sheet
(Unaudited)

September 30,
2015
ASSETS

Current assets:
Cash	$ -

Total assets	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$ -
Total current liabilities	-

Stockholders' deficit:
Preferred stock, $0.0001 par value, 5,000,000
shares authorized; none issued and outstanding	-
Common stock, $0.0001 par value, 100,000,000
shares authorized; 10,000,000 shares issued and
outstanding	1,000
Additional paid-in capital	10,874
Accumulated deficit	(11,874)
Total stockholders' deficit	-

Total liabilities and stockholders' deficit	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

Vortronnix Technologies, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months
	Ended	January 26, 2015 (inception)
	September 30,	through
	2015	September 30, 2015

Revenue	$ -	$ -

Operating expenses:
General and administrative	8,837	11,874
Total operating expenses	8,837	11,874

Net loss	$ (8,837)	$ (11,874)

Basic loss per common share	$ (0.00)	$ (0.00)

Basic weighted average common
shares outstanding	10,000,000	10,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Vortronnix Technologies, Inc.
Condensed Statements of Cash Flows
(Unaudited)

January 26, 2015
(inception) through
September 30, 2015

Cash flows from operating activities:
Net loss	$ (11,874)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Stock-based compensation - related party	1,000
Changes in operating assets and liabilities:
Net cash used in operating activities	(10,874)

Cash flows from financing activities:
Contributed capital	10,874
Due to related party
Net cash provided by financing activities	10,874

Net change in cash	-

Cash, beginning of period	-

Cash, end of period	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -
Cash paid for taxes	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

Vortronnix Technologies, Inc.
Notes to Condensed Financial Statements
June 30, 2015
(Unaudited)

1. DESCRIPTION OF BUSINESS AND HISTORY

Description of business- Vortronnix Technologies, Inc. formerly, ANDES 5 Inc., (the "Company") was incorporated under the laws of the State of Delaware on January 26, 2015 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

On April 29, 2015, as fully disclosed on Form 8-K, the sole officer and director of ANDES 5 Inc. (the "Company"), Richard Chiang, entered into a Share Purchase Agreement (the "SPA") pursuant to which he entered into an agreement to sell an aggregate of 10,000,000 shares of his shares of the Company's common stock to Hardaway Net-Works, Inc., at an aggregate purchase price of $40,000, on April 20, 2015. These shares represented 100% of the Company's issued and outstanding common stock. Effective upon the closing date of the Share Purchase Agreement dated, April 27, 2015, Richard Chiang executed the agreement and owned no shares of the Company's stock and Hardaway Net-Works, Inc., was the majority stockholder of the Company. On the same day as the closing date, following the execution of the SPA, Hardaway Net-Works, Inc., elected Glenn Hardaway, as a Director of the Company. Immediately following the election of Mr. Hardaway as a Director to the Company's Board of Directors, Mr. Hardaway, acting as the sole Director of the Company, accepted the resignation of Richard Chiang as the Company's President, Chief Executive Officer, Secretary, Treasurer, and Chairman of the Board of Directors. Mr. Chiang's resignation was in connection with the consummation of the SPA between Mr. Chiang and Hardaway Net-Works, Inc., and was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

Following Mr. Chiang's resignation, and effective as of the same date, to fill the vacancies created by Richard Chiang's resignations, and acting as the sole member of the Board of Directors, Mr. Hardaway appointed himself as President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Chairman of the Board. Further, the Board of Directors also appointed Lawrence JL Palmer as Vice President, and Secretary, and Robert Shontz as Director.

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

Use of estimates- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America("U.S.GAAP") requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and cash equivalents-Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds. The carrying value of those investments approximates fair value.

Revenue Recognition - Revenue is only recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price to the buyer is fixed or determinable, and (4) collectability is reasonably assured.

Earnings (loss) per share-Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. There were no potentially dilutive securities outstanding during the periods presented.

Stock-based compensation-The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with Financial Accounting Standards Board ("FASB") ASC 718-10, Compensation - Stock Compensation, and the conclusions reached by FASB ASC 505-50, Equity - Equity-Based Payments to Non-Employees. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

Income taxes-The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. Accounting standards regarding income taxes requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company's experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

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

Significant judgment is required in evaluating the Company's tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Accounting standards regarding uncertainty in income taxes provides a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely, based solely on the technical merits, of being sustained on examinations. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

Recent Accounting Pronouncements - The Company has evaluated recent pronouncements through Accounting Standards Updates ("ASU") 2015-11 and believes that none of them will have a material impact on the Company's financial position, results of operations or cash flows.

3. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $11,874 as of June 30, 2015. The Company requires capital for its contemplated operational and marketing activities. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4. STOCKHOLDERS' EQUITY

Preferred Stock - The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of June 30, 2015 no shares of preferred stock had been issued.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $11,874 as of June 30, 2015. The Company requires capital for its contemplated operational and marketing activities. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Chairman of the Board, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report due to a material weakness in our internal control over financial reporting, which is described below.

Management's Report on Internal Control over Financial Reporting

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

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

			Incorporated by reference
		Filed		Period		Filing
Exhibit	Exhibit Description	herewith	Form	ending	Exhibit	date
3.1	Certificate of Incorporation		10		3.1	02/06/15
3.2	By-Laws		10		3.2	02/06/15
4.1	Specimen Stock Certificate		10		4.1	02/06/15
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

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

Dated: November 9, 2015